Form 10-Q
period 1996-06-30
JEFFERSON BANCORP INC /LA/
filed 1996-08-12
CIK 921581

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

                     Commission File Number:       0-24618

                            JEFFERSON BANCORP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


         Louisiana                         72-1264411
- -------------------------------       ------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)        Identification Number)

                                1011 4th Street
                           Gretna, Louisiana  70053
                       ----------------------------------
                    (Address of principal executive offices)

                                 (504) 368-1011
                       ----------------------------------
                         Registrant's telephone number,
                              including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   YES  X    NO
                                                    ----     ----

     Shares outstanding as of June 30, 1996:  2,195,635

                                     INDEX

Part I.           Financial Information                                       Page
- ----------------------------------------------------------------------------------
 Item 1.  Financial Statements

          Consolidated Statements of Financial                                 1
          Condition at June 30, 1996 (Unaudited)
          and December 31, 1995

          Consolidated Statements of Income                                    2
          (Unaudited) for the Three Months and Six Months
          Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows                                3
          (Unaudited) for the Six Months
          Ended June 30, 1996 and 1995

          Notes to Consolidated Financial                                      4
          Statements

 Item 2.  Management's Discussion and Analysis of                              7
          Financial Condition and Results of
          Operations


Part II.         Other Information
- -----------------------------------------------------------------------------------

 Item 1.  Legal Proceedings                                                   23
 Item 2.  Changes in Securities                                               23
 Item 3.  Defaults upon Senior Securities                                     23
 Item 4.  Submission of Matters to a Vote of                                  23
            Security Holders
 Item 5.  Other Information                                                   24
 Item 6.  Exhibits and Reports on Form 8-K                                    24

 Signatures                                                                   25

PART I - ITEM 1.   FINANCIAL STATEMENTS



                            JEFFERSON BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,    December 31,
                                                      1996          1995
                                                      ----          ----
                                                         (In Thousands)
                                                  (Unaudited)
ASSETS
Cash on hand and in banks                        $     2,194         2,192
Interest-bearing deposits                              5,855         5,293
                                                    --------      --------
  Cash and cash equivalents                            8,049         7,485

Other interest-bearing deposits                          100           400
Investment securities (market value of
  $71,028 at June 30, 1996 and $82,678
  at December 31, 1995)                               70,964        81,996
Mortgage-backed securities (market value
  of $114,648 at June 30, 1996 and
  $107,347 at December 31, 1995)                     116,207       106,352
Loans receivable, net                                 62,766        62,306
Loans held for sale                                      ---            87
Real estate owned, net                                     7           ---
Office properties and equipment, net                   2,400         2,491
Federal Home Loan Bank stock, at cost                  1,631         1,318
Accrued interest receivable                            2,304         2,359
Prepaid assets                                           237           389
Other assets                                             929           687
                                                    --------      --------
  Total assets                                   $   265,594       265,870
                                                    ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                         $   227,495       229,065
Advance payments by borrowers
  for taxes and insurance                                616           716
Federal income taxes:
  Current                                                327           232
  Deferred                                               258           308
Accrued interest payable                                  99            95
Other liabilities                                        739           640
                                                    --------      --------
  Total liabilities                                  229,534       231,056
                                                    --------      --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
 10,000,000 shares authorized;
 2,195,635 shares issued and outstanding                  22            22
Paid in capital in excess of par                      18,679        18,552
Unearned compensation                                 (1,513)       (1,651)
Retained earnings, substantially restricted           18,872        17,891
                                                    --------      --------
  Total stockholders' equity                          36,060        34,814
                                                    --------      --------

  Total liabilities and stockholders' equity     $   265,594       265,870
                                                    ========      ========

                             See Accompanying Notes

                            JEFFERSON BANCORP, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Three Months Ended     For the Six Months Ended
                                                            June 30,                       June 30,
                                                            --------                       ---------
                                                       1996              1995         1996            1995
                                                       ----              ----         ----            ----
                                                             (In Thousands, Except Per Share Data)
                                                                       (Unaudited)
INTEREST INCOME:
  Loans receivable                                 $  1,263             1,299        2,542           2,611
  Mortgage-backed securities                          1,809             1,423        3,537           2,746
  Interest-bearing deposits                              94               119          192             260
  Investment securities and dividends
    on stock of Federal Home Loan Bank                1,180             1,533        2,442           2,956
                                                     ------             -----        -----           -----

    Total interest income                             4,346             4,374        8,713           8,573
                                                     ------            ------        -----           -----

INTEREST EXPENSE:
  Deposits                                            2,195             2,162        4,383           4,166
                                                     ------            ------        -----           -----
    Total interest expense                            2,195             2,162        4,383           4,166
                                                     ------            ------        -----           -----

    Net interest income                               2,151             2,212        4,330           4,407

Provision for (recovery of) loan losses                  (4)               39          (22)             99
                                                     -------           ------       -------          -----
    Net interest income after provision
      for (recovery of) loan losses                   2,155             2,173        4,352           4,308
                                                     ------            ------        -----           -----

NONINTEREST INCOME:
  Service charges on deposit accounts                   226               220          448             456
  Gain on sale of REO                                    11                 1           12               2
  Late charges on loan accounts                          15                11           27              23
  Other                                                  31                43           61              82
                                                    -------            ------        -----           -----

    Total noninterest income                            283               275          548             563
                                                    -------            ------        -----           -----

NONINTEREST EXPENSE:
  Compensation and benefits                             826               764        1,657           1,552
  Occupancy                                              59                58          116             112
  SAIF deposit insurance premiums                       131               132          264             264
  Provision for (recovery of) real estate losses         (2)               (1)           1              (2)
  Depreciation and amortization                          55                61          110             125
  NOW checking expense                                   61                63          118             119
  Other                                                 399               368          757             738
                                                     ------            ------        -----           -----

    Total noninterest expense                         1,529             1,445        3,023           2,908
                                                    -------            ------        -----           -----

Income before income tax expense                        909             1,003        1,877           1,963
                                                     ------            ------        -----           -----

Income tax expense (benefit):
  Current                                               277               304          635             687
  Deferred                                              (17)              (92)         (50)           (177)
                                                     -------            ------        -----          -----

    Total income tax expense                            260               212          585             510
                                                     -------           ------        -----           -----

    Net income                                     $    649               791        1,292           1,453
                                                     ======            ======        =====           =====

Earnings per share                                 $   0.31              0.38         0.62            0.71
                                                     ======            =======       =====            ====

                             See Accompanying Notes

                            JEFFERSON BANCORP, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                  1996                        1995
                                                                  ----                        ----
                                                                            (In Thousands)
OPERATIONS:                                                                   (Unaudited)
  Net income                                                   $  1,292                      1,453
  Depreciation and amortization                                     110                        125
  Amortization of premiums and discounts, net                       137                       (178)
  Benefit for deferred income taxes                                 (50)                      (177)
  Gain on sale of real estate owned (REO)                           (12)                        (2)
  Employee Stock Ownership and Management
   Recognition Plans                                                284                        207
  Mortgage loans originated for sale                               (500)                      (143)
  Proceeds from sale of mortgage loans originated for sale          587                        143
  FHLB Stock dividends                                              (43)                       (41)
  Provision (recovery) for loan and REO losses                      (21)                        97
  (Increase) decrease in accrued interest receivable                 55                       (367)
  Decrease in other assets and liabilities, net                     108                        283
                                                                  -----                      -----
  Net cash provided by operations                                 1,947                      1,400
                                                                  -----                      -----

INVESTING ACTIVITIES:
  Mortgage loan originations, net of loans
   originated for sale                                           (6,585)                    (1,037)
  Principal repayments of loans receivable                        6,096                      2,192
  Purchases of mortgage-backed securities                       (20,438)                   (18,850)
  Principal repayments of mortgage-backed securities             10,537                      5,374
  (Increase) decrease in other interest-bearing deposits            300                       (100)
  Decrease in investment securities,net                          10,924                      9,351
  Proceeds from the sale of REO                                      72                        ---
  Purchase of office properties and equipment                       (19)                       (47)
  Purchase of FHLB stock                                           (270)                       (91)
  Proceeds from sale of FHLB stock                                  --                          19
                                                                -------                     ------
    Net cash provided by (used in) investing activities             617                     (3,189)
                                                                -------                    --------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                            (1,570)                     2,441
  Dividends paid on common stock                                   (330)                      (303)
  Increase (decrease) in advances from borrowers for
    taxes and insurance                                            (100)                        38
                                                                 -------                   -------
    Net cash provided by (used in) financing activities          (2,000)                     2,176
                                                                 -------                   -------

Increase in cash and cash equivalents                               564                        387

Cash and cash equivalents at beginning of year                    7,485                      9,128
                                                                 ------                     ------

Cash and cash equivalents at June 30                           $  8,049                      9,515
                                                                 ======                     ======

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for:
    Interest on deposits and other borrowed money              $  4,378                      4,151
                                                                 ======                     ======
    Income taxes                                               $    668                        809
                                                                 ======                     ======

  Transfers from loans to real estate acquired
    through foreclosure                                        $     67                        ---
                                                                 ======                     ======

  Loans on sale of real estate owned                           $    ---                         18
                                                                 ======                     ======



                             See Accompanying Notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       Jefferson Bancorp, Inc. (the "Company") was organized on March 31, 1994 at the direction of the Board of Directors of Jefferson Federal Savings Bank (the "Bank") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the reorganization from the mutual holding company structure to the stock holding company structure. Prior to such reorganization, the Bank had 809,500 shares of common stock outstanding, of which 607,500 shares were held by Jefferson Federal Mutual Holding Company (the "Mutual Holding Company").

       Jefferson Federal Savings Bank was organized on January 1, 1993 as a subsidiary of the Mutual Holding Company. Prior to that date, Jefferson Savings and Loan, a Louisiana-chartered savings and loan association, had operated since 1954 in the market area now served by the Bank.

       The reorganization from the mutual holding company structure to the stock holding company structure (the "Reorganization") became effective August 18, 1994. At this time, the Bank became a wholly-owned subsidiary of the Company. In the public offering consummated immediately following the Reorganization, the Company sold 1,611,553 shares of Common Stock (including Employee Stock Ownership Plan ("ESOP") shares of 112,808) and issued exchange shares totaling 535,736, resulting in total outstanding shares at the time of the consummation of the offering of 2,147,289. The Reorganization and stock offering are referred to herein as the "Conversion."

       The stockholders of the Company approved the 1994 Management Recognition Plan and Trust ("MRP") at the annual meeting held on April 19, 1995. The Office of Thrift Supervision ("OTS"), by a letter dated May 31, 1995, advised the Company that it had no objections to the terms of this plan in the form approved by the Company's stockholders. The Board of Directors of the Company considered the expense of purchasing outstanding shares of its Common Stock to the MRP. The Board of Directors voted to authorize the issuance of 48,346 shares of authorized but unissued shares of its Common Stock to the MRP. These shares were issued to the MRP during September, 1995, resulting in shares outstanding of 2,195,635.

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jefferson Federal Savings Bank (collectively, Jefferson). All significant intercompany balances have been eliminated in consolidation.

       The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.     Earnings per Share

       Earnings per share have been calculated based on the weighted average number of shares of common stock outstanding, including common stock equivalents, during the period. The weighted average number of shares outstanding during the three months and six months ended June 30, 1996 was 2,106,709 and 2,099,564 and during the three months and six months ended June 30, 1995 was 2,046,813 and 2,042,460, respectively. For earnings per share computations, ESOP shares that have been committed to be released are considered outstanding.


3.     Reclassifications

       Certain amounts for the three months and six months ended June 30, 1995 have been reclassified.


4.     Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of interest income and expense and noninterest income and expense during the reporting period. Actual results could differ from those estimates.


5.     Recent Developments

       On May 24, 1996, Jefferson Bancorp, Inc. and its wholly-owned subsidiary, Jefferson Federal Savings Bank, entered into an Agreement and Plan of Merger and Reorganization ("Agreement") by and among ISB Financial Corporation ("ISBF"), Iberia Savings Bank ("ISB"), a Louisiana-chartered savings bank and wholly-owned subsidiary of ISBF, the Company and the Bank, which provides for

ISBF's acquisition of all of the issued and outstanding common stock, par value $.01 per share, of the Company (the "Jefferson Common Stock"). Under the terms of the Agreement and in accordance with a Plan of Merger by and between ISB Acquisition Corp., a to-be-formed Louisiana corporation ("Interim") which will be a wholly-owned subsidiary of ISBF, and the Company, Interim shall be merged with and into the Company (the "Merger") and the Company shall be the surviving corporation. Simultaneously with or as soon as practicable after the Merger, the Company, as the surviving corporation of the Merger, shall be liquidated into ISBF in accordance with an Agreement and Plan of Merger and Liquidation. Upon consummation of the Merger, it is contemplated that the Bank will continue to operate as a separate banking subsidiary of ISBF under the name "Jefferson Savings Bank." It is further contemplated that the Company and Jefferson Savings Bank will take all necessary steps in order that, immediately prior to the Merger, Jefferson Savings Bank will convert from a federally-chartered savings bank to a Louisiana-chartered savings bank.

       Pursuant to the Agreement, upon the effective date of the Merger ("Effective Date"), each share of Jefferson Common Stock, other than those as to which the Company's stockholders properly perfect their dissenters' rights under Louisiana law and shares held by ISBF or ISB other than in a fiduciary capacity, will be converted into the right to receive from ISBF $23.00 in cash (the "Merger Consideration"). In addition, pursuant to the Agreement, at or immediately prior to the Effective Date, each outstanding option to purchase Jefferson Common Stock (other than pursuant to the Stock Option Agreement by and between the Company and ISBF dated March 29, 1996) issued by the Company ("Jefferson Option") shall be cancelled, and each holder of any such Jefferson Option, whether or not then vested or exercisable, shall be entitled to receive from ISBF at the Effective Date for each Jefferson Option an amount determined by multiplying (i) the excess of the Merger Consideration over the applicable exercise price per share of the stock option by (ii) the number of shares of Jefferson Common Stock subject to such Jefferson Option, subject to the execution by any such holder of instruments of cancellation as ISBF may reasonably deem appropriate.

       Consummation of the Merger is subject to the prior receipt of all necessary regulatory or governmental approvals and consents, the necessary approval of stockholders of the Company at a special meeting to be called, and certain closing conditions.

       The above summary does not purport to be complete and is subject to and qualified in its entirety by reference to the Agreement, which was included as an exhibit to a current report on Form 8-K filed by the Company on June 3, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

       The Company is a unitary savings and loan holding company that conducts substantially all of its business through its wholly owned subsidiary, Jefferson Federal Savings Bank (collectively, Jefferson). The Company has no significant assets other than the shares of the Bank's common stock and investments in United States Government and federal agency obligations purchased with the 40% of the net proceeds of the Conversion retained by the Company. Currently, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than officers who are also officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. The Board of Directors of the Company also serve as directors of the Bank.

       The Bank is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in the New Orleans metropolitan area. The Bank also originates loans for the construction of single-family residences, loans secured by equity in single-family residences, consumer loans, loans secured by savings accounts, and loans which are secured by existing multi-family residential and nonresidential real estate. To complement its loan portfolio, the Bank also has a significant amount of investments in mortgage-backed securities and United States Government and federal agency obligations.

       The profitability of Jefferson depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally mortgage-backed securities, investment securities and loans, and interest expense on interest-bearing deposits. Jefferson's net income also is dependent, to a lesser extent, on the level of its other income (including loan fees and service charges) and its general, administrative and other expenses, such as employee compensation and benefits, occupancy expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.


Asset and Liability Management

       The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

       Jefferson's asset and liability management objectives are to (1) improve the rate sensitivity of its interest-earning assets and (2) increase the ratio of interest-sensitive assets to interest-sensitive liabilities with like maturities. Various methods are used to achieve these objectives, including selling most newly originated, fixed-rate mortgages with terms greater than 15 years, purchasing mortgage-backed securities with adjustable interest rates or short-term (seven years or less) balloons, and maintaining a high percentage of assets in relatively short-term, liquid investments. The investments have staggered maturities with planned cash flows to better enable Jefferson to react to changes in economic conditions and interest rates.

       Management also presently monitors and evaluates the interest rate sensitivity of the Bank's net portfolio value (the estimated present value of assets minus the present value of liabilities plus the net present value of off-balance sheet contracts) on a quarterly basis (using the Office of Thrift Supervision's Interest Rate Risk Report), in order to ensure that interest rate risk is maintained within limits established by the Board of Directors. Based on the most recent report received from the OTS, the Bank's interest rate risk is within the guidelines established by the Board of Directors.


Changes in Financial Condition


       At June 30, 1996, Jefferson's total assets, deposits and stockholders' equity amounted to $265.6 million, $227.5 million and $36.1 million, as compared to $265.9 million, $229.1 million and $34.8 million at December 31, 1995. Total assets have remained relatively stable in recent periods, decreasing by $0.3 million or 0.1% during the first six months of 1996. Loans receivable, investment securities and mortgage-backed securities have remained relatively stable during the first half of 1996; however, the shift from investment securities to mortgage-backed securities, which began during the second quarter of 1995, continued during this period. Investment securities decreased to $71.0 million at June 30, 1996, a decline of $11.0 million or 13.5% from $82.0 million at December 31, 1995. Mortgage-backed securities increased by $9.9 million or 9.3% during the same period. Investment securities consist primarily of short-term U.S. government and federal agency securities. Mortgage-backed securities consist primarily of adjustable rate and short-term (seven years or less) balloon mortgage-backed securities which are insured or guaranteed by the FHLMC, the GNMA or the FNMA. At June 30, 1996, approximately 87.5% of the Bank's mortgage-backed securities consisted of pools of adjustable-rate mortgages or mortgages with five to seven-year balloon payments which serve to reduce the interest rate risk associated with changes in interest rates. Interest-bearing deposits, consisting primarily of accounts at the Federal Home Loan Bank of Dallas, increased by $0.6 million or 10.6%, due primarily to the timing difference between maturities and new purchases of either mortgage-backed securities or investment securities (depending on current market conditions). Investing in adjustable-rate and short-term fixed-rate investments provides Jefferson with the flexibility to react to future economic events and rate changes.

       There were no loans held for sale at June 30, 1996 as compared to $87,000 at December 31, 1995. Real estate owned, net, amounted to $7,000 at June 30, 1996. There was no real estate owned at December 31, 1995. Real estate owned consisted of one non-residential property at June 30, 1996.

       Total deposits have also been relatively stable in recent periods, decreasing by $1.6 million or 0.7% to $227.5 million at June 30, 1996 from $229.1 million at December 31, 1995. The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions.

       Total stockholders' equity was $36.1 million at June 30, 1996, an increase of $1.3 million from December 31, 1995. The increase was due to net income of $1.3 million, principal payments and the recognition of shares earned for the ESOP and MRP of $284,000, less dividends of $330,000 paid to the Company's stockholders. The Company declared two quarterly dividends of $0.075 per share, or a total of $0.15 per share, in the first six months of 1996.

Comparison of Results of Operations for the Three Months Ended June 30, 1996 and 1995


       Jefferson reported net income of $649,000 or $0.31 per share during the three months ended June 30, 1996 as compared to $791,000 or $0.38 per share during the same period in the prior year. The decrease in net income during this period of $142,000 or 18.0% was primarily due to a decrease in net interest income of $61,000 or 2.8%, and increases in total noninterest expense and total income tax expense of 5.8% and 22.6 %, respectively. This was partially offset by a decrease in provision for loan losses of $43,000 or 110.3% during the second quarter of 1996 as compared to the respective prior period. Jefferson's net interest income is determined by its average interest rate spread (i.e., the difference between the average yields earned on its interest-earning assets and the average rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Jefferson's average interest rate spread decreased in the quarter ended June 30, 1996 to 2.84% from 3.04% in the comparable 1995 period.

       The lower interest rate spread in the second quarter of 1996 as compared to the comparable 1995 period was due to the average rate on deposits increasing while the average yield on total interest-earning assets declined. The average yield on total interest-earning assets decreased by 16 basis points to 6.70% in the second quarter of 1996 from 6.86% in the second quarter of 1995, while the average rate on deposits increased by 4 basis points during the same period. The average yield on loans receivable, mortgage-backed securities, and other interest-bearing deposits decreased during this period by 26 basis points, 41 basis points and 37 basis points, respectively. The average yield on investment securities increased slightly by 6 basis points during this period, reflecting the short term nature of such assets and the volatility of market interest rates. The average rate paid on deposits increased from 3.82% for the quarter ended June 30, 1995 to 3.86% for the quarter ended June 30, 1996.

       Interest income on loans decreased by $36,000 or 2.8% in the second quarter of 1996 from the comparable prior period. The decrease in interest income on loans was primarily due to the 26 basis point decrease in the average yield on loans, which was partially offset by a $204,000 or 0.3% increase in the average balance of the loan portfolio during the same period. The Bank is currently retaining most newly originated fixed-rate, residential mortgages with terms less than or equal to 15 years, and selling most newly originated fixed-rate, residential mortgages with terms greater than 15 years. A total of $383,000 of new loans were sold during the quarter ended June 30, 1996, as compared to $143,000 during the comparable 1995 period.

       Interest income on mortgage-backed securities increased by $386,000 or 27.1% during the three months ended June 30, 1996 from the comparable 1995 period. This increase was primarily due to a $29.4 million or 35.2% increase in the average balance of the mortgage-backed securities portfolio from the quarter ended June 30, 1995 to the quarter ended June 30, 1996, which was partially offset by the 41 basis point decrease in the average yield during the same period. At June 30, 1996, 13.1% of the Bank's mortgage-backed securities had adjustable interest rates and an additional 74.4% had balloon payments due within seven years.

       Interest income on investment securities decreased by $353,000 or 23.0% in the second quarter of 1996 over the respective prior period. This decrease was primarily due to a $23.9 million or 23.8% decrease in the average balance (as Jefferson shifted a portion of such funds into mortgage-backed securities), which was partially offset by the increase in the average yield to 6.18% for the quarter ended June 30, 1996 from 6.12% for the respective prior period. Investment securities totalled $71.0 million at June 30, 1996 as compared to $82.0 million at December 31, 1995.

       Interest income on interest-bearing deposits, which consists primarily of accounts at the Federal Home Loan Bank, decreased by $25,000 or 21.0% in the second quarter of 1996 from the comparable prior period. The decrease was primarily due to a $1.5 million or 13.9% decline in the average balance during this period, as well as the 37 basis point decline in the yield earned on interest-bearing deposits from 4.50% for the second quarter of 1995 to 4.13% for the second quarter of 1996.

       Total interest income decreased by $28,000 or 0.6% during the three months ended June 30, 1996, as compared to the same period in the prior year. This increase reflected a decrease in the average yield earned on total interest-earning assets from 6.86% for the quarter ended June 30, 1995 to 6.70% for the quarter ended June 30, 1996.

       Interest expense on deposits increased by $33,000 or 1.5% in the second quarter of 1996 from the comparable prior period. This increase was due to an increase in the average rate paid during the same period to 3.86% from 3.82%. The increase in the average rate paid primarily occurred in certificate of deposit accounts.

       The recovery of loan losses was $4,000 in the quarter ended June 30, 1996 as compared to a provision for loan losses of $39,000 in the quarter ended June 30, 1995. The recovery during the second quarter of 1996 reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The provision in the second quarter of 1995 was the result of management's review of its loan portfolio and its conservative allowance methodology. The allowance for loan losses amounted to $669,000 at June 30, 1996, or 1.07% of the net loan portfolio.

       Total noninterest income increased by $8,000 or 2.9% during the three months ended June 30, 1996 as compared to the same period in the prior year, due to increases in service charges on deposit accounts, gain on sale of REO, and late charges on loan accounts, which were primarily offset by a decrease in other noninterest income.

       Service charges on deposit accounts increased by $6,000 or 2.7% in the second quarter of 1996 from the comparable prior period. The service charges primarily consist of checking account fees, minimum balance charges and overdraft fees. This balance fluctuates depending on transaction volume.

       Gain on sale of real estate owned increased by $10,000 or 1000.0% in the second quarter of 1996 as compared to the prior 1995 period, due to the sale of a piece of single-family residential property that was foreclosed on during the first six months of 1996. Net real estate owned was $7,000 at June 30, 1996. There was no real estate owned at December 31,1995.

       Other noninterest income, which consists primarily of fees recognized upon the sale of loans, as well as income from the sale of consigned items, annuity commissions and miscellaneous income, decreased by $12,000 or 27.9% in the second quarter of 1996 from the comparable 1995 quarter. This decrease is partially due to decreases in service fee income and commissions earned on the sale of annuities due to a decline in the volume of annuities sold.

       Total noninterest expense increased by $84,000 or 5.8% in the second quarter of 1996 from the comparable 1995 period, primarily due to increases in compensation and benefits expense and other noninterest expense, which were partially offset by decreases in most other categories of noninterest expense.

       Compensation and benefits expense increased by $62,000 or 8.1% in the quarter ended June 30, 1996 from the comparable 1995 period, primarily due to a $59,000 increase in compensation expense recognized for the ESOP and MRP, as well as increases in salary expense due to normal salary adjustments.

       Occupancy expense, which consists primarily of rent expense, utilities and building security expenses, increased by $1,000 or 1.7% during the second quarter of 1996 as compared to the second quarter of 1995.

       Savings Association Insurance Fund ("SAIF") deposit insurance premiums decreased by $1,000 or 0.8% in the second quarter of 1996 over the comparable prior period, primarily due to a decrease in the average assessment base. The premium assessment rate for both semi-annual periods commencing January 1, 1995 and 1996 was $0.23 per $100 of deposits.

       The recovery for real estate losses amounted to $2,000 for the second quarter of 1996, as compared to $1,000 for the second quarter of 1995.

       Depreciation and amortization expense decreased by $6,000 or 9.8% during the second quarter of 1996 from the comparable prior period. This decrease was primarily due to a decrease in the balance of office properties and equipment, as a result of reduced expenditures and fully depreciated assets.

       NOW checking expense decreased by $2,000 or 3.2% in the second quarter of 1996 compared to the second quarter of 1995. These expenses fluctuate depending on transaction volume.

       Other noninterest expense, which primarily consists of professional fees, advertising expenses, data processing fees, office supplies, insurance costs and general regulatory assessments and operational expenses, increased by $31,000 or 8.4% in the second quarter of 1996 over the comparable prior period primarily due to increases in legal fees, office supply expenses and stock related expenses (i.e., Nasdaq and transfer agent expenses), which were partially offset by decreases in advertising expense and other miscellaneous expense accounts.

       Total income tax expense amounted to $260,000 during the three months ended June 30, 1996, as compared to $212,000 during the three months ended June 30, 1995. This $48,000 or 22.6% increase in income tax expense in the second quarter of 1996 over the respective prior period was primarily due to a reduction in the deferred tax benefit due to an increase in book-to-tax timing differences, which was offset by a decrease in pre-tax income of $94,000 or 9.4%. Jefferson's effective tax rate amounted to 28.6% and 21.1% during the three months ended June 30, 1996 and 1995, respectively.



       Comparison of Results of Operations for the Six Months Ended June 30, 1996 and 1995


       Jefferson reported net income of $1.3 million or $0.62 per share during the six months ended June 30, 1996 as compared to $1.5 million or $0.71 per share during the same period in the prior year. The decrease in net income during this period of $0.2 million or 11.1% was primarily due to decreases in net interest income and total noninterest income and an increase in total noninterest expense and total income tax expense of $77,000, $15,000, $115,000 and $75,000, respectively. These were partially offset by a decrease in provision for loan losses of $121,000.

       Jefferson's average interest rate spread decreased in the six months ended June 30, 1996 to 2.88% from 3.04% in the respective prior period. The lower interest rate spread in the first half of 1996 as compared to the comparable 1995 period was due to the average rate on deposits increasing by more basis points than the average yield on total interest-earning assets. The average yield on total interest-earning assets increased by 2 basis points to 6.74% during the first half of 1996 from 6.72% during the first half of 1995, while the average rate on deposits increased by 17 basis points during the same period. The average yield on loans receivable, mortgage-backed securities, and interest-bearing deposits decreased during this period by 31 basis points, 15 basis points and 71 basis points, respectively. The average yield on investment securities increased by 36 basis points during the same period, reflecting the short-term nature of such assets and the volatility of market interest rates. The average rate paid on deposits increased by 17 basis points to 3.85% for the six months ended June 30, 1996 from 3.68% for the respective prior period.

       Interest income on loans decreased by $69,000 or 2.6% in the first half of 1996 from the comparable prior period. The decrease in interest income on loans was primarily due to the 31 basis point decline in the average yield, which was partially offset by a $0.6 million or 1.0% increase in the average balance of the loan portfolio during this same period. The Bank is currently retaining most newly originated fixed-rate, residential mortgages with terms less than or equal to 15 years, and selling most newly originated fixed-rate, residential mortgages with terms greater than 15 years. A total of $587,000 of new loans were sold during the six months ended June 30, 1995, as compared to $143,000 during the comparable 1995 period.

       Interest income on mortgage-backed securities increased by $791,000 or 28.8% during the six months ended June 30, 1996 from the comparable 1995 period. This increase was primarily due to a $26.6 million or 31.9% increase in the average balance, which was partially offset by the 15 basis point decline in the average yield during the first half of 1996 to 6.43% from 6.58% in the comparable 1995 period.

       Interest income on investment securities decreased by $514,000 or 17.4% in the first half of 1996 over the respective prior period. This decrease was due to a $22.3 million or 22.2% decrease in the average balance, which was partially offset by the 36 basis point increase in the average yield for the six months ended June 30, 1996 from the respective prior period.

       Interest income on interest-bearing deposits decreased by $68,000 or 26.2% in the first half of 1996 from the comparable prior period. The decrease was due to the 71 basis point decline in the average yield as well as a $1.5 million or 13.9% decrease in the average balance during the same period.

       Total interest income increased by $140,000 or 1.6% during the six months ended June 30, 1996, as compared to the same period in the prior year. This increase reflected a $3.5 million or 1.4% increase in the average balance of total interest-earning assets, as well as an increase in the yield earned on interest-earning assets to 6.74% for the six months ended June 30, 1996 from 6.72% for the respective prior period.

       Interest expense on deposits increased by $217,000 or 5.2% in the first half of 1996 from the comparable prior period. This increase was due to the 17 basis point increase in the average rate paid during the same period, coupled with a $0.9 million or 0.4% increase in the average balance of deposits in the first half of 1996, as compared to the respective prior period.

       The recovery of loan losses was $22,000 in the six months ended June 30, 1996 as compared to a provision for loan losses of $99,000 in the six months ended June 30, 1995. The recovery during the first half of 1996 reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses. The provision in 1995 was the result of management's review of its loan portfolio and its conservative allowance methodology.

       Total noninterest income decreased by $15,000 or 2.7% during the six months ended June 30, 1996 as compared to the same period in the prior year, due primarily to decreases in service charges on deposit accounts and other noninterest income, offset by increases in gain on sale of real estate owned and late charges on loan accounts.

       Service charges on deposit accounts decreased by $8,000 or 1.8% in the first half of 1996 from the comparable prior period. The service charges primarily consist of checking account fees, minimum balance charges and overdraft fees. This balance fluctuates depending on transaction volume.

       Gain on sale of real estate owned and late charges on loan accounts increased by $10,000 and $4,000 during the first half of 1996 as compared to the first half of 1995.

       Other noninterest income, which consists primarily of fees recognized upon the sale of loans, as well as income from the sale of consigned items , annuity commissions and miscellaneous income, decreased by $21,000 or 25.6% in the first half of 1996 from the comparable 1995 period. This decrease is partially due to decreases in service fee income and commissions earned on the sale of annuities, due to a decline in the volume of annuities sold.

       Total noninterest expense increased by $115,000 or 4.0% in the first six months of 1996 from the comparable 1995 period, primarily due to increases in compensation and benefits expense and other noninterest expense, which were partially offset by a decrease in depreciation and amortization expense.

       Compensation and benefits expense increased by $105,000 or 6.8% in the six months ended June 30, 1996 from the comparable 1995 period, primarily due to a $77,000 increase in compensation expense recognized for the ESOP and MRP, as well as increases in salary expense due to normal salary adjustments.

       Occupancy expense, which consists primarily of rent expense, utilities and building security expenses, increased by $4,000 or 3.6% during the first half of 1996 as compared to the first half of 1995.

       SAIF deposit insurance premiums remained unchanged during the six months ended June 30, 1996 over the comparable prior period.

       The provision for real estate losses amounted to $1,000 for the first half of 1996, as compared to a recovery of real estate owned losses of $2,000 for the first half of 1995.

       Depreciation and amortization expense decreased by $15,000 or 12.0% during the first six months of 1996 from the comparable prior period, primarily due to decreases in office properties and equipment during the first half of 1996 as compared to the respective prior period, as a result of reduced expenditures and fully depreciated assets.

       NOW checking expense decreased by $1,000 or 0.8% in the first half of 1996 compared to the first half of 1995. These expenses fluctuate depending on transaction volume.

       Other noninterest expense, which primarily consists of professional fees, advertising expenses, data processing fees, office supplies, insurance costs and general regulatory assessments and operational expenses, increased by $19,000 or 2.6% in the first half of 1996 over the comparable prior period primarily due to an increase in legal fees, which were partially offset by decreases in advertising and miscellaneous other expenses.

       Total income tax expense amounted to $585,000 during the six months ended June 30, 1996, as compared to $510,000 during the six months ended June 30, 1995. This $75,000 or 14.7% increase in income tax expense in the first half of 1996 over the respective prior period was primarily due to a reduction in the deferred tax benefit due to an increase in book to tax timing differences, which was partially offset by a decrease in pre-tax income of $86,000 or 4.4%. The effective tax rate was 31.2% for the six months ended June 30, 1996, as compared to 26.0% for the six months ended June 30, 1995.

Liquidity and Capital Resources


       The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At June 30, 1996, the Bank's liquidity, as measured for regulatory purposes, was 70.1% or $145.3 million in excess of the minimum OTS requirement.

       Cash was generated by Jefferson's operating activities during each of the six month periods ending June 30, 1996 and 1995, primarily as a result of net income in each period. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of mortgage loans originated for sale, loans sold, amortization of the premiums and discounts on investments, depreciation and amortization expense, provision for loan losses and increases or decreases in various receivable and payable accounts. The primary investing activities of Jefferson are the origination of loans and the purchase of investment and mortgage-backed securities, which are primarily funded with the proceeds from repayments and prepayments on existing loans and mortgage-backed securities and the maturity of investment securities. Cash was generated during the six months ended June 30, 1996 primarily because of principal repayments of loans and mortgage-backed securities as well as a decrease in investment securities. Cash was used in Jefferson's investing activities during the six month period ended June 30, 1995, primarily the result of the significant purchases of mortgage-backed securities during that period. The primary financing activity consists of deposits, which decreased during the six month period ended June 30, 1996, after increasing during the six month period ended June 30, 1995.

       At June 30, 1996, the Bank had outstanding commitments to originate $1.9 million of single-family residential loans and $22,000 of consumer loans. The Bank believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits to the extent desired. If the Bank requires funds beyond its internal funding capabilities, advances from the FHLB of Dallas are available as an additional source of funds.

       The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by the OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk-based capital requirement.

       At June 30, 1996, the Bank's regulatory capital continued to exceed all applicable current requirements. The Bank had the following capital levels and requirements at June 30, 1996:




                                                    June 30, 1996
                                           -------------------------------
                                                              Percentage
                                            Amount in        of Adjusted
                                               000s             Assets
                                           ------------     ----------------
     Tangible capital - actual               $  29,062            11.25%
     Tangible capital - required                 3,876             1.50%
                                               -------           ------
         Excess                              $  25,186             9.75%
                                               =======           ======


     Core capital - actual                   $  29,062            11.25%
     Core capital - required                     7,752             3.00%
                                               -------           ------
         Excess                              $  21,310             8.25%
                                               =======           ======

     Risk-based capital - actual (1)         $  29,726            41.50%
     Risk-based capital - required               5,730             8.00%
                                               -------           ------
         Excess                              $  23,996            33.50%
                                               =======           ======



       (1) Does not reflect the interest-rate risk component to the risk-based capital requirement, the effective date of which has been postponed.



Impact of Inflation and Changing Prices


       The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Jefferson's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.



Recent Accounting Developments

       In December 1994, the AICPA issued Statement of Position ("SOP") 94-6, "Disclosure of Certain Significant Risks and Uncertainties," which addresses risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term or near-term functioning of the reporting entity. The risks and uncertainties the SOP addresses results from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements and from significant concentrations in certain aspects of the entity's operations. Near term is defined as a period of time not to exceed one year from the date of the financial statements. Management has implemented the SOP in the consolidated financial statement disclosures.

       In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This statement does not apply to financial instruments, long-term customer relationships of a financial institution (for example, core deposit intangibles and credit cardholder intangibles), mortgage and other servicing rights, deferred policy acquisition costs, or deferred tax assets. This statement was effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 has not had any significant impact on the consolidated financial statements.

       In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that (1) mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and (2) a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights and requires a mortgage banking enterprise to stratify its mortgage servicing rights that are capitalized after the adoption of this Statement. Impairment should be recognized through a valuation allowance for each impaired stratum. SFAS 122 applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. The Bank performs minimal mortgage banking activities (and has sold its newly originated long-term mortgage loans with servicing rights released), and considers the impact of this statement to be minimal.

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for transactions entered into after December 15, 1995. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Jefferson will continue to measure compensation cost using the method of accounting prescribed by APB Opinion No. 25.

       Jefferson granted stock options to certain of its directors, officers and key employees during 1993, 1995 and 1996 under stock option plans at a price not less than the fair market value at the date of the grant. Options vest immediately on the date of grant and continue to be exercisable until ten years from the date of grant. However, at least six months must elapse from the date of grant of the option to the date of disposition of either the option (other than upon exercise or conversion) or the underlying Common Stock. Certain non-employee directors of Jefferson were granted compensatory stock options on April 19, 1996. Options were granted to purchase a total of 6,000 shares of stock at an exercise price of $22.00 per share, which was the quoted market price of the stock on that date. Under APB Opinion No. 25, since the quoted market price of the stock on the date of grant and the exercise price are the same, no compensation cost would be recognized.

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management anticipates that the effect of the adoption of SFAS No. 125 will not have any significant impact on the consolidated financial statements.

       The Bank's deposits are insured by the Federal Deposit Insurance Corporation through the SAIF. Legislation was passed by the U.S. House of Representatives and Senate providing for a recapitalization of the SAIF. This legislation was part of the Balanced Budget Act of 1995, which was vetoed by the President for reasons unrelated to the recapitalization of the SAIF. The legislation provided that all SAIF member institutions would pay a one-time assessment to recapitalize the SAIF. It is currently anticipated that the amount of the special assessment required to recapitalize the SAIF would be approximately 80 to 85 basis points of the SAIF-assessable deposits at March 31, 1995.

       Members of the Bank Insurance Fund ("BIF") that are in the lowest risk category currently pay zero basis points (subject to a $2,000 minimum) for deposit insurance premiums. Members of the SAIF that are in the lowest risk category currently pay 23 basis points for deposit insurance premiums, placing SAIF member institutions in a competitively disadvantaged situation.

       In addition, the legislation also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Such a requirement to eliminate the thrift charter and require thrifts to convert to a bank charter could cause savings institutions to lose the favorable tax treatment for their bad debt reserves that they currently enjoy under the Internal Revenue Code.

       While the outcome of the proposed legislation cannot be predicted with certainty, it is likely that some kind of legislative or regulatory action will be undertaken that will impact the Bank's insured deposits. Based on March 31, 1995 deposits, a one-time special assessment of 85 basis points would result in the Bank paying approximately $1.9 million, gross of related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment. Nevertheless, management does not believe that this one-time charge to the Bank, if incurred, will have a material adverse effect on Jefferson's consolidated financial condition.

PART II  -  OTHER INFORMATION

- ------------------------------------------------------------------

ITEM 1.     LEGAL PROCEEDINGS

            The Registrant is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition and results of operations of Jefferson.

ITEM 2.     CHANGES IN SECURITIES - Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of Jefferson Bancorp, Inc. was held on April 17, 1996 at its office located at 1011 Fourth Street, Gretna, LA. At that meeting the following matters were submitted to a vote of the stockholders:

            TOTAL SHARES OUTSTANDING  TOTAL VOTED
            ------------------------  -----------
                  2,195,635           1,883,012

            1. To elect the following directors for a term of three years or until their successors are elected and qualified:

            ---Dr. G. Robert Murphy, Jr.
            The number of shares voted were:
            FOR                       WITHHELD
            ---                       --------
            1,882,164                 848

            ---William P. Klotz, Sr.
            The number of shares voted were:
            FOR                       WITHHELD
            ---                       --------
            1,882,464                 548


            Members of the Board of Directors Continuing in Office:

            Directors whose terms expire in 1997:
             ---Ada B. Knight
             ---George A. Relle

            Directors whose terms expire in 1998:
            ---Karen L. Knight
            ---John L. Hantel

            2. To ratify the appointment of KPMG Peat Marwick LLP as Jefferson's independent auditors for the fiscal year ending December 31, 1996:
            FOR              AGAINST        ABSTAIN
            ---              -------        -------
            1,881,113        1,236          663


ITEM 5.     OTHER INFORMATION - Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are filed herewith:

                    Exhibit No.             Description
                    -----------             -------------

                       27.1                 Financial Data Schedule

            (b) Reports on Form 8-K:

            On April 3, 1996, the Company filed a current report on Form 8-K with the SEC regarding the letter of intent signed with ISB Financial Corporation and the joint press release issued on March 29, 1996. The Form 8-K was filed pursuant to "Item 5. Other Events," and no financial statements were required to be filed.

            On April 23, 1996, the Company filed a current report on Form 8-K with the SEC regarding the press release issued on April 17, 1996. The Form 8-K was filed pursuant to "Item 5. Other Events," and no financial statements were required to be filed.

            On June 3, 1996, the Company filed a current report on Form 8-K with the SEC regarding the Agreement and Plan of Merger and Reorganization signed with ISB Financial Corporation and the joint press release issued on May 24, 1996. The Form 8-K was filed pursuant to "Item 5. Other Events," and no financial statements were required to be filed.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                JEFFERSON BANCORP, INC.



August 6, 1996                  BY: /s/ Karen L. Knight
- --------------------------         -----------------------------
Date                            Karen L. Knight
                                President and Chief Executive
                                 Officer


August 6, 1996                  BY: /s/ Amy S. Piazza
- --------------------------         -----------------------------
Date                            Amy S. Piazza
                                Assistant Vice President
                                (principal accounting officer)